Form 10-K/A
period 2007-12-31
STRUCTURED PROD TIERS CORP BOND-BCKD CERTS SER APA 1997-8
filed 2009-03-27
CIK 1283598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2007	001-32114

STRUCTURED PRODUCTS CORP.,

on behalf of

TIERS Corporate Bond-Backed Certificates Trust APA 1997-8

(Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Greenwich Street

New York, New York 10013

(Address of principal executive offices) (zip code)

Registrant's telephone number including area code:

212-816-7496

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
TIERS Corporate Bond-Backed Certificates, Series APA 1997-8, Amortizing Class Certificates	New York Stock Exchange

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

Yes     X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ____  No   X

Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(b) hereto, of which the report filed on Form 8-K on February 27, 2007, has been amended by the Form 8-K/A filed on March 13, 2009 (as further described below).

Explanatory Note

We are filing this Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K dated March 18, 2008 (the "Annual Report"). This Amendment is being filed to reflect that the Trustee’s Report for the February 15, 2007, Distribution Date, as filed on Form 8-K on February 27, 2007 (the "Trustee's Report"), incorporated by reference in the Annual Report, has been revised to correct certain clerical errors. The revised Trustee's Report was filed on Form 8-K/A on March 13, 2009. Unless otherwise stated, all information contained in this Amendment is as of the filing date of the Annual Report.

Except as described above, this Amendment does not amend any other information set forth in the Annual Report and does not update any disclosures included therein to reflect any events that occurred subsequent to the date of the Annual Report. Capitalized terms used herein but not defined herein have the meanings set forth in the Base Trust Agreement, dated as of September 15, 1997, between Structured Products Corp. (the "Depositor") and U.S. Bank Trust National Association (successor to First Trust of New York, National Association) (the "Trustee"), as supplemented by the Series APA 1997-8 Supplement, dated as of September 15, 1997, between the Depositor and the Trustee.

PART IV

Item 15.    Exhibits, Financial Schedules and Reports on Form 8-K

(a)         The following documents are also filed as part of this Report:

3. Exhibits:

99.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Annual Compliance Report by Trustee.
99.3	Report of Aston Bell & Associates.

(b)         The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Report for the February 15, 2007, Distribution Date filed on Form 8-K on February 27, 2007, as amended by the Form 8-K/A filed on March 13, 2009.
2.	Trustee’s Report for the August 15, 2007, Distribution Date filed on Form 8-K on August 24, 2007.

(c)         See item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as depositor for the

Trust (the “Registrant”)

Dated: March 19, 2009	By: /s/ Stanley Louie Name: Stanley Louie Title: Authorized Signatory